Form 10-K
period 2006-12-31
Securitized Asset Backed Receivables LLC Trust 2006-NC2
filed 2007-04-02
CIK 1362582

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-130543-02

       Securitized Asset Backed Receivables LLC Trust 2006-NC2
       (exact name of issuing entity as specified in its charter)

       Securitized Asset Backed Receivables LLC
       (exact name of the depositor as specified in its charter)

       Sutton Funding LLC
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196936
  (State or other jurisdiction of                   54-2196937
  incorporation or organization of                  54-2196938
  issuing entity)                                   54-2196939
                                                    54-6713940
                                                    (I.R.S. Employer
                                                    Identification No.
                                                    of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices     (Zip Code of issuing entity)
   of issuing entity)

  Issuing entity telephone number, including area code: (212) 412-4000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)any annual report to security holders; (2) any proxy or information statement; and (3)any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not Applicable.


  Item 1A.  Risk Factors.

            Not Applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            Not Applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not Applicable.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not Applicable.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.


  Item 9A. Controls and Procedures.

            Not Applicable.


  Item 9A(T). Controls and Procedures.

            Not Applicable.


  Item 9B. Other Information.

         Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 26, 2007 New Century notified the Federal Home Loan Mortgage Corp. ("Freddie Mac"), that it was voluntarily terminating its eligibility with Freddie Mac. As a result of this termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Freddie Mac or act as the primary servicer of any mortgage loans for Freddie Mac.

         According to the March 28th Announcement several of New Century's lenders have notified New Century of their intent to sell the outstanding mortgage loans that have been financed by the respective lender and offset the proceeds from such sale against the New Century's obligations to the lender, while reserving their rights to seek recovery of any remaining deficiency from New Century. New Century has notified these lenders of its concerns that any such sale be conducted in an appropriate manner, in accordance with applicable law and in accordance with the terms of the applicable financing agreement between the parties.

         Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd Announcement"), New Century stated that it had previously announced that it had received notices from Barclays Bank PLC ("Barclays"), in which Barclays alleged that certain events of default had occurred, as defined in that certain Master Repurchase Agreement, dated as of March 31, 2006 (as amended to date), by and among New Century, certain of New Century's subsidiaries, Barclays and Sheffield Receivables Corporation (the "Barclays Agreement"), and purported to accelerate to March 14, 2007 the obligation of New Century's subsidiaries to repurchase all outstanding mortgage loans financed under the Barclays Agreement and to terminate the Barclays Agreement as of that same date. New Century estimated that the aggregate repurchase obligation (the outstanding mortgage loans financed) of its subsidiaries under the Barclays Agreement was approximately $0.9 billion as of March 12, 2007.

         According to the March 22nd Announcement, on March 16, 2007, the parties to the Barclays Agreement entered into a letter agreement (the "Barclays Letter Agreement") pursuant to which Barclays and Sheffield Receivables Corporation agreed to release New Century and its subsidiaries from its aggregate repurchase obligation under the Barclays Agreement and New Century and its subsidiaries agreed to release their rights to outstanding mortgage loans that had been financed under the Barclays Agreement. The effectiveness of the releases in the Barclays Letter Agreement is subject to the satisfaction of certain preconditions, including that (i) New Century and its subsidiaries shall have made certain payments to Barclays, including forwarding to Barclays all amounts received by New Century and its subsidiaries after March 1, 2007 with respect to the mortgage loans under the Barclays Agreement, and (ii) New Century and its subsidiaries shall have taken certain actions to facilitate the transfer of the servicing function with respect to the mortgage loans under the Barclays Agreement to a third party appointed by Barclays. As of March 22, 2007, New Century was still in the process of satisfying these preconditions.

         According to the March 22nd Announcement, the Barclays Letter Agreement provides that the outstanding mortgage loans financed under the Barclays Agreement are being transferred to Barclays "as is", without any representations or warranties by New Century or its subsidiaries, and without any holdback by Barclays. New Century and its subsidiaries have agreed, however, that if they enter into a settlement or release with any of New Century's other lenders and any such release contains materially more favorable terms for the benefit of any such lender than those in the Barclays Letter Agreement, then Barclays will be entitled to such more favorable terms. For purposes of this provision, the Barclays Letter Agreement provides that a release with another lender will not be deemed to have terms that are materially more favorable to that lender from an economic standpoint if the terms of such release do not provide for more to such lender than the amount of the outstanding mortgage loans financed by such lender, plus accrued price differential or interest and the transmittal of the principal portion of any loan payments received. The continuing effectiveness of the release by Barclays under the Barclays Letter Agreement is subject to New Century's compliance with this provision. Upon the effectiveness of the releases contemplated by the Barclays Letter Agreement, the aggregate repurchase obligation (the outstanding mortgage loans financed) of New Century under its credit facilities will be reduced by approximately $0.9 billion and New Century will have realized a loss from this transaction of approximately $46 million.

         Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th Announcement"), New Century stated that it received a Notice of Breach and Termination of Mortgage Selling and Servicing Contract, dated March 14, 2007, from the Federal National Mortgage Association ("Fannie Mae"). In its notice, Fannie Mae purports to terminate its mortgage selling and servicing contract (the "Fannie Mae Contract") with New Century Mortgage Corporation ("NCMC"), a subsidiary of New Century, for cause, based on alleged breaches of the Fannie Mae Contract as well as alleged breaches by NCMC under other contracts with Fannie Mae. As a result of the purported termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Fannie Mae or act as the primary servicer of any mortgage loans for Fannie Mae.

         Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th Announcement"), New Century stated that the staff of the New York Stock Exchange ("NYSE") issued a press release, dated March 13, 2007, announcing its determination that New Century's common stock is no longer suitable for continued listing on the NYSE and will be suspended immediately. New Century announced that the NYSE's press release cited New Century's recent disclosures regarding its liquidity position, as well as New Century's prior announcement regarding the need to restate certain of its historical financial statements, in support of its determination that New Century's common stock and preferred stock are no longer suitable for continued listing on the NYSE.

         In addition, according to the March 14th Announcement, New Century announced that the NYSE's press release also stated that an application to the SEC to delist New Century's stock from the NYSE is pending the completion of the applicable procedures, including any appeal by New Century of the NYSE staff's decision. New Century stated that it is reviewing the NYSE staff's decision and accordingly has not yet determined whether it will appeal the staff's decision to delist New Century's stock.

         Pursuant to a Form 8-K/A filed on March 13, 2007 (the "March 13th Form 8-K/A Announcement") by New Century, New Century stated that as of March 9, 2007, all of New Century's lenders under its short-term repurchase agreements and aggregation credit facilities had discontinued their financing with New Century or had notified New Century of their intent to do so. It further stated in the March 13th Form 8-K/A Announcement that New Century has received notices from certain of its lenders asserting that New Century and/or its subsidiaries have violated their respective obligations under certain of these financing arrangements and that such violations amount to events of default. According to the March 13th Form 8-K/A Announcement, certain of these lenders have further advised New Century that they are accelerating New Century's obligation to repurchase all outstanding mortgage loans financed under the applicable agreements.

         Pursuant to a Form 8-K filed on March 8, 2007 by New Century, New Century stated that as a result of its current constrained funding capacity, New Century has elected to cease accepting loan applications from prospective borrowers effective immediately while New Century seeks to obtain additional funding capacity.

         New Century also announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

         New Century announced that, although a full review is ongoing, it expects that the modifications to the allowance for loan repurchase losses will result in restated net income for the first three quarters of 2006 that is significantly lower than previously reported in New Century's 2006 interim financial statements.

         In addition, New Century announced that although New Century's mortgage loan origination volume increased in 2006 when compared to 2005, New Century's results of operations for the quarter and year ended December 31, 2006 will reflect declines in earnings and profitability when compared to the same periods in 2005. New Century currently expects that it will report a pretax loss for both the fourth quarter and the full year ended December 31, 2006.

         According to the March 2nd Announcement, New Century relies on its 15 short-term repurchase agreements and aggregation credit facilities and an asset-backed commercial paper facility that collectively provide New Century with an aggregate of approximately $13.0 billion of committed and $4.4 billion of uncommitted borrowing capacity to fund mortgage loan originations and purchases pending the pooling and sale of such mortgage loans.

         According to the March 2nd Announcement, in the event New Century is unable to obtain satisfactory amendments to and/or waivers of the covenants in its financing arrangements from a sufficient number of its lenders, or obtain alternative funding sources, New Century's auditor, KPMG, has informed New Century's Audit Committee that its report on New Century's financial statements will include an explanatory paragraph indicating that substantial doubt exists as to New Century's ability to continue as a going concern.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not Applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any class of certificates issued by the issuing entity.



  Item 1117 of Regulation AB, Legal Proceedings.

        Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 27, 2007, New Century announced that it had signed consent agreements with the State of Idaho's Department of Finance, the State of Iowa's Superintendent of Banking, the State of Michigan's Office of Financial and Insurance Services and the State of Wyoming's Banking Commissioner (the "March 27th Consent Agreements"). Although New Century has signed the March 27th Consent Agreements and expects to comply with their terms, New Century has not yet received counterpart signatures from the respective states and accordingly such March 27th Consent Agreements may not be binding on the respective states. The March 27th Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. The March 27th Consent Agreements restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction.

         In addition, according to the March 28th Announcement, the March 27th Consent Agreements also compel New Century's subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

         According to the March 28th Announcement, New Century anticipates that cease and desist orders will continue to be received by New Century and its subsidiaries from additional states in the future and that New Century and its subsidiaries may enter into additional consent agreements similar to the consent agreements already entered into by New Century. New Century stated that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

         Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd Announcement"), New Century has received cease and desist orders from several states and entered into consent agreements with several states (the "Previous Orders and Consent Agreements"). On March 20, 2007, certain of New Century's subsidiaries entered into a consent agreement with the State of Maine's Office of Consumer Credit Regulation, respectively (the "March 20 Consent Agreement").

         According to the March 22nd Announcement, consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement contains allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 20 Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

         Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th Announcement"), on March 16, 2007, New Century received additional cease and desist orders from the State of California (the "California Orders") and certain of New Century's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements") and together with the California Orders, the "March 16 Orders and Consent Agreements").

         According to the March 20th Announcement, consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements seek to restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. New Century announced that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The California Orders become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the California Orders and accordingly have not yet determined whether they will appeal all or any portion of the California Orders.

         Pursuant to a Form 8-K filed on March 19, 2007 (the "March 19th Announcement"), New Century stated that on March 14, 2007 and March 15, 2007, it received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). New Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among other things and failure to fund mortgage loans after a mortgage closing. Additionally, on March 14, 2007, certain of New Century's subsidiaries, entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the "Consent Agreement").

         The March 14-15 Orders and the Consent Agreement seek to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of applicable state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Certain of the March 14-15 Orders also seek to revoke the licenses of one or more of New Century's subsidiaries or assess administrative penalties.

         The March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the March 14-15 Orders and accordingly have not yet determined whether they will appeal all or any portion of the March 14-15 Orders.

         According to the March 19th Announcement, on March 14, 2007, in connection with a civil action filed against New Century and certain of its subsidiaries in an Ohio state court (the "Ohio Complaint") by the Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions, such Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against New Century (as modified, the "Ohio TRO"). New Century stated that the Ohio Complaint and the Ohio TRO contain allegations that New Century has engaged in violations of applicable Ohio state law, including, among other things, failure to fund mortgage loans after closing. New Century stated that the Ohio TRO restrains New Century from taking certain actions, including, among other things, (i) engaging in violations of Ohio state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. New Century announced that the Ohio TRO also requires New Century to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. New Century stated that the restraints imposed by the Ohio TRO could further harm New Century's business. In addition, New Century announced that it is reviewing the Ohio Complaint and the Ohio TRO and accordingly has not yet determined whether it will appeal all or any portion of the Ohio TRO. Subject to its funding limitations, New Century stated that it intends to comply with the Ohio TRO pending any appeal.

         According to the March 19th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

         Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th Announcement"), New Century has been engaged in recent ongoing discussions with its state regulators regarding New Century's funding constraints and the impact on consumers who are in various stages of the loan origination process with New Century. New Century stated that it has advised these regulators that it has ceased accepting loan applications and that as of March 14, 2007, New Century and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with New Century.

         According to the March 14th Announcement, on March 13, 2007, New Century and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire, New Jersey and New York. New Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements.

         According to the March 14th Announcement, the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. In addition, the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Furthermore, certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed.

         According to the March 14th Announcement, the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century stated that it is reviewing these orders and accordingly has not yet determined whether it will appeal all or any portion of any of the orders. New Century announced that, subject to its funding limitations, it intends to comply with the orders pending any such appeal.

         According to the March 14th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

         Pursuant to a Form 8-K filed on March 13, 2007 (the "March 13th Announcement"), by New Century, New Century received a letter from the staff of the Pacific Regional Office of the Securities Exchange Commission ("SEC") on March 12, 2007, stating that the staff was conducting a preliminary investigation involving New Century and requesting production of certain documents. In addition, New Century stated that the staff of the SEC had also previously requested a meeting with New Century to discuss the events leading up to the announcement of the restatements and New Century intends to comply with the SEC's request.

         In addition, New Century stated in the March 13th Announcement that, on February 28, 2007, New Century received a letter from the United States Attorney's Office for the Central District of California ("U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in New Century's securities, as well as accounting errors regarding New Century's allowance for repurchase losses. New Century also stated that it has subsequently received a grand jury subpoena requesting production of certain documents. New Century stated that it intends to cooperate with the requests of the U.S. Attorney's Office.

         Pursuant to a Form 12b-25 filed on March 2, 2007 (the "March 2nd Announcement") by New Century, New Century stated that it had previously reported that it had been served with a complaint for a purported securities class action and was aware of nine additional purported class action lawsuits that had been filed against it and certain of its officers and directors alleging certain violations of federal securities laws.

         New Century also stated that since that time, it has become aware of four related derivative complaints against certain of its directors and officers, making essentially the same allegations as the federal securities cases relating to New Century's restatements. New Century stated that it believes that the derivative cases have been or will be filed in Orange County Superior Court, and that it anticipates that similar actions may be filed in the future.


            The registrant knows of no other material pending legal proceedings involving the issuing entity or any other party to the transaction, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            See Exhibits 33 and 34 and as otherwise disclosed below.

            The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The
               Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Item 1123 of Regulation AB, Servicer Compliance Statement.



            See Exhibit 35.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on June 15, 2006 and incorporated by reference herein)

 (10.1) Interest Rate Swap Agreement, dated as of May 31, 2006, between Barclays Bank PLC, the swap provider, and Wells Fargo Bank, National Association, the securities administrator (Filed as Exhibit 10.1 to Form 8-K filed on June 15, 2006, and incorporated by reference herein.)

 (10.2) Interest Rate Cap Agreement, dated May 31, 2006, between Barclays Bank PLC, the cap provider, and Wells Fargo Bank, National Association, the securities administrator (Filed as Exhibit 10.2 to Form 8-K filed on June 15, 2006, and incorporated by reference herein.)

 (10.3) Assignment Agreement, dated as of the May 31, between Barclays Bank PLC and the Depositor, relating to the WMC Mortgage Loans (Filed as Exhibit
         10.3 to Form 8-K filed on June 15, 2006, and incorporated by reference herein.)

   (31)  Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>
      c) Wells Fargo Bank, N.A., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      c) Wells Fargo Bank, N.A., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (35) Servicer compliance statement.


      c) Wells Fargo Bank, N.A., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>


   (b) See (a) above.

   (c) Not Applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Securitized Asset Backed Receivables LLC
    (Depositor)



    /s/ Paul Menefee
    Paul Menefee, Vice President and Chief Accounting Officer

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on June 15, 2006 and incorporated by reference herein)

 (10.1) Interest Rate Swap Agreement, dated as of May 31, 2006, between Barclays Bank PLC, the swap provider, and Wells Fargo Bank, National Association, the securities administrator (Filed as Exhibit 10.1 to Form 8-K filed on June 15, 2006, and incorporated by reference herein.)

 (10.2) Interest Rate Cap Agreement, dated May 31, 2006, between Barclays Bank PLC, the cap provider, and Wells Fargo Bank, National Association, the securities administrator (Filed as Exhibit 10.2 to Form 8-K filed on June 15, 2006, and incorporated by reference herein.)

 (10.3) Assignment Agreement, dated as of the May 31, between Barclays Bank PLC and the Depositor, relating to the WMC Mortgage Loans (Filed as Exhibit
         10.3 to Form 8-K filed on June 15, 2006, and incorporated by reference herein.)

   (31)  Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Deutsche Bank National Trust Company, as Custodian
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      c) Wells Fargo Bank, N.A., as Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian
      b) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      c) Wells Fargo Bank, N.A., as Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      c) Wells Fargo Bank, N.A., as Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Securitized Asset Backed Receivables LLC Trust 2006-NC2 (the "Trust"), Mortgage Pass-Through Certificates, Series 2006-NC2, issued pursuant to the Pooling and Servicing Agreement, dated as May 1, 2006, by and among Securitized Asset Backed Receivables LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, NC Capital Corporation, as
  Responsible Party, OfficeTiger Global Real Estate Services Inc., as Loan Performance Advisor, Wells Fargo Bank, National Association, as Securities Administrator, U.S. Bank National Association, as Trustee, and Deutsche Bank National Trust Company, as Custodian

  I, Paul Menefee, certify that:

  1. First, I have reviewed this annual report on Form 10 K ("Annual Report"), and all reports on Form 10 D (collectively with this Annual Report, the "Reports") required to be filed in respect of period covered by this Annual Report, of the Trust;

  2. Second, Based on my knowledge, the Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Third, Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this Annual Report is included in the Reports;

  4. Fourth, Based on my knowledge and the compliance statements required in this Annual Report under Item 1123 of Regulation AB, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Pooling and Servicing Agreement in all material respects; and

  5. Fifth, All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria required to be included in this Annual Report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this Annual Report, except as otherwise disclosed in this Annual Report. Any material instances of non-compliance described in such reports have been disclosed in this Annual Report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following parties: the Securities Administrator and the Servicer.



     Dated:    March 30, 2007

     /s/ Paul Menefee
     Signature

     Vice President and Chief Accounting Officer
     Title


EX-33 (a)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (b)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (c)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (c)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006, with the exception of the following failure(s) to fulfill any such obligation in any material respect:

For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank N.A.


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     Q02     WACHOVIA PMSR LUMINENT 2    WELLS FARGO CTS     LUMINENT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT INV#     INV                            TRUSTEE            DEAL NAME
106     310     CS PMSR 2004-AR5               WFB CTS            2004-AR5
106     312     CS PMSR 2004-AR7               WFB CTS            2004-AR7
106     313     CS PMSR 2004-AR8               WFB CTS            2004-AR8
106     318     CS PMSR ARMT 2004-2            WFB CTS            ARMT 2004-2
106     323     CS PMSR ARMT 2004-4            WEB CTS            ARMT 2004-4
106     328     CS PMSR ARMT 2005-1            WFB CTS            ARMT 2005-1
106     329     CS PMSR ARMT 2005-2            WFB CTS            ARMT 2005-2
106     330     CSFB PMSR CSFB 2005-3          WFB CTS            CSFB 2005-3
106     350     CS PMSR ARMT 2005-7            WFB CTS            ARMT 2005-7
106     351     CSFB PMSR CSFB 2003-23         WFB CTS            CSFB 2003-23
106     356     CS PMSR ARMT 2005-8            WFB CTS            ARMT 2005-8
106     368     CS PMSR ARMT 2005-10           WFB CTS            ARMT 2005-10
106     370     CS PMSR ARMT 2005-11           WFB CTS            ARMT 2005-11
106     372     CSFB PMSR CSFB 2005-10         WFB CTS            CSFB 2005-10
106     373     CSMC PMSR ARMT 2005-12         WFB CTS            ARMT 2005-12
106     375     CSMC PMSR CSMC 2005-12         WFB CTS            CSMC2005-12
106     376     CSMC PMSR CSMC 2006-1          WFB CTS            CSMC 2006-1
106     377     CSMC PMSR ARMT 2006-1          WFB CTS            ARMT 2006-1
106     378     CSMC PMSR ARMT2006-2           WFB CTS            ARMT 2006-2
106     380     CSMC PMSR CSMC 2006-4          WFB CTS            CSMC 2006-4
106     385     CSMC PMSR CSMC 2006-3          WFB CTS            CSMC 2006-3
106     400     CSMC PMSR CSMC 2006-5          WFB CTS            CSMC 2006-5
106     404     CSMC PMSR CSMC 2006-7          WFB CTS            CSMC 2006-7
106     553     CS SUB ARMT 2005-12            WFB CTS            ARMT 2005-12
106     554     CSFB SUB CSFB 2005-11          WFB CTS            CSFB 2005-11
106     556     CSMC SUB CSMC 2006-4           WFB CTS            CSMC 2006-4
106     557     CSMC SUB ARMT 2006-1           WFB CTS            ARMT 2006-1
106     558     CSFB SUB CSFB 2005-12          WFB CTS            CSFB 2005-12
106     560     CSMC SUB CSMC 2006-2           WFB CTS            CSMC 2006-2
106     562     CSMC SUB CSMC 2006-1           WFB CTS            CSMC 2006-1
106     564     CSMC SUB CSMC 2006-3           WFB CTS            CSMC 2006-3
106     565     CSMC SUB ARMT 2006-2           WFB CTS            ARMT 2006-2
106     569     CSMC SUB CSAB 2006-1           WFB CTS            CSAB 2006-1
106     572     CSMC SUB CSMC 2006-7           WFB CTS            CSMC 2006-7
106     574     CSMC SUB ARMT 2006-3           WFB CTS            ARMT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     201     HSBC PMSR HASCO 2006-WMC    WELLS FARGO CTS      HASCO 2006-WMC


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     M02     BARCLAYS PMSR SABR 2006-    WELLS FARGO CTS      SABR 2006-WM1
106     M03     BARCLAYS PMSR SABR2006NC    WELLS FARGO CTS      SABR 2006-NC1
106     M04     BARCLAYS PMSR SABR 06-NC    WELLS FARGO CTS      SABR 2006-NC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     X11     DEUTSCHE PMSR ACE 06-HE1    WELLS FARGO CTS      ACE 2006-HE1
106     X02     DEUTSCHE PMSR ACE 2005HE    WELLS FARGO CTS      ACE 2005-HE7
106     X09     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-1
106     X10     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-AR1
106     X12     DEUTSCHE PMSR DBALT06-AF    WELLS FARGO CTS      DBALT 2006-AF1
106     X14     DEUTSCHE PMSR DBALT06-AR    WELLS FARGO CTS      DBALT 2006-AR2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     Z42     EMC PMSR BSABS 2006-IM1     WELLS FARGO CTS      BSABS 2006-IM1
106     Z41     EMC PMSR PRIME 2006-CL1     WELLS FARGO CTS      PRIME 2006-CL1
106     V50     EMC SUB BSABS 2005-SD2      WELLS FARGO CTS      BSABS 2005-SD2
106     V53     EMC SUB BSABS 2006-SD1      WELLS FARGO CTS      BSABS 2006-SD1
106     V54     EMC SUB BSABS 2006-SD2      WELLS FARGO CTS      BSABS 2006-SD2
106     V55     EMC SUB BSABS 2006-SD3      WELLS FARGO CTS      BSABS 2006-SD3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     U02     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-2
106     U05     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     719     LEHMAN PMSR SAIL 2006-3     WELLS FARGO CTS      SAIL 2006-3
106     724     LEHMAN PMSR SASCO 06-BC2    WELLS FARGO CTS     SASCO 2006-BC2
106    K67      LEHMAN SUB 2004-7           WELLS FARGO CTS         2004-7


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     P41     MORGAN PMSR MSM 2006-5AR    WELLS FARGO CTS     MSM 2006-5AR
106     P43     MORGAN PMSR MSAC 2006-HE    WELLS FARGO CTS     MSAC 2006-HE2
106     P52     MORGAN PMSR MSIX 2006-1     WELLS FARGO CTS     MSIX 2006-1
106     P53     MORGAN PMSR MSAC2006-WMC    WELLS FARGO CTS     MSAC 2006-WMC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     V02     SOCIETE PMSR SUMS 06-FRE    WELLS FARGO CTS     SGMS 2006-FRE1


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     916     UBS PMSR MALT 2006-2        WELLS FARGO CTS     MALT 2006-2
106     917     UBS PMSR MABS2006-FRE1      WELLS FARGO CTS     MABS 2006-FRE1
106     925     UBS PMSR MABS2006-FRE2      WELLS FARGO CTS     MABS 2006-FRE2
106     926     UBS PMSR MALT 2006-3        WELLS FARGO CTS     MALT 2006-3
106     927     UBS PMSR MABS 2006-WMC2     WELLS FARGO CTS     MABS 2006-WMC2
106     928     UBS PMSR MASS 2006-HE2      WELLS FARGO CTS     MABS 2006-HE2
106     929     UBS PMSR MABS 2006-AM2      WELLS FARGO CTS     MABS 2006-AM2





EX-35 (d)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Walls Fargo Bank, N.A.

March 23, 2007

Securitized Asset Backed Receivables, LLC

RE: Annual Statement As To Compliance for Securitized Asset Backed Receivables
    LLC Trust 2006-NC2

Per Section 3.22 of the Pooling and Servicing Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of the party during the preceding calendar year and of its performance under this Agreement has been made under such officers' supervision, and

(ii) to the best of such officers' knowledge, based on such review has fulfilled all of its obligations under this Agreement in all material respects, throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officers and the nature and status thereof.

Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary